Form 10-K
period 2004-10-31
NAVISTAR FINANCIAL RETAIL REC CORP 2001 A OWNER TRUST
filed 2005-01-31
CIK 1287033

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to__________
                                   ----------
                       Commission File Number 333-62445-02
                                   ----------

                      NAVISTAR FINANCIAL 2001-A OWNER TRUST
             (Exact name of Registrant as specified in its charter)



                Delaware                                 36-7355777
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)


           2850 West Golf Road                              60008
        Rolling Meadows, Illinois                         (Zip Code)
(Address of principal executive offices)


         Registrant's telephone number, including area code (847) 734-4000

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                                     PART I


Item 1. Business

The Navistar Financial 2001-A Owner Trust (the "Trust") was formed pursuant to a separate Trust Agreement dated as of April 27, 2001, among Navistar Financial Retail Receivables Corporation, ("NFRRC"), as seller (the "Seller") and Chase Manhattan Bank USA, National Association (formerly known as Chemical Bank Delaware), as owner trustee (the "Trustee"). Retail notes and related security interests in the financed vehicles and a beneficial interest in a pool of commercial retail leases financing vehicles (the "Retail Contracts") were transferred to the Trust in exchange for fixed or floating rate notes (the "Notes") and pass-through certificates (the "Certificates") which were registered on Registration Statement No. 333-62445 and sold to the public in reliance on Rule 415 under the Securities Act of 1933.

NFRRC is a wholly-owned subsidiary of Navistar Financial Corporation. Pursuant to a Pooling and Servicing Agreement or a Servicing Agreement (the "Agreement") for each Trust, Navistar Financial Corporation acts as servicer (the "Servicer") and, in that capacity, manages, services, administers and makes collections on the Retail Contracts. Each Agreement provides that collections shall be distributed to noteholders and certificateholders and otherwise used in accordance with the priorities set forth therein. Pursuant to each Agreement, the Seller established a reserve account as credit enhancement for each Trust. Amounts on deposit in each reserve account after payments to security holders and the Servicer are paid to the Seller to the extent that such amounts exceed a specified reserve account target balance. The specified reserve account target balance cannot, however, be less than a specified minimum of the initial aggregate receivables balance for each Trust.

Item 2. Properties

Refer to Schedule 13 for information regarding the Certificates.

Item 3. Legal Proceedings

The registrant knows of no material pending legal proceedings involving either the Retail Contracts or the Trustee, or the Seller or Servicer in respect of the Trust.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the period of this report to a vote of the Certificateholders.

                                     PART II


Item 5. Market for the Registrant's Common Equity and
        Related Stockholder Matters

There were 29 participants holding positions in the Certificates issued by the 2001-A Owner Trust as of the end of the reporting year. Below is a breakdown of participants by Class:

DTC Participants List as of 10/31/04

Trust             Class         Number of Participants
2001-A            A4            22
2001-A            B             7

Total                           29

There is no principal market in which such certificates are traded. The Trust will not pay dividends in respect of the Certificates and, accordingly, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust.

Item 6.  Selected Financial Data

None.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

As of October 31, 2004 the balance of Owner Trust 2001-A was as follows:

                                                                         Reserve
                                                     Principal           Account
  Dollar amounts in millions
  ------------------------------------------------------------------------------

  Navistar Financial 2001-A Owner Trust             $39.0                $8.0

         Note: Balances include the effect of the November 2004 distribution in accordance with the Owner Trust Agreements.

As of October 31, 2004, the aggregate shelf registration available to NFRRC for issuance of asset-backed securities was $4.0 billion.


Item 8.  Financial Statements and Supplementary Data

None.


Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

None.


Item 11. Executive Compensation

None.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Navistar Financial Corporation owns 100% of NFRRC's common stock.


Item 13. Certain Relationships and Related Transactions

None.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Exhibits

         3        Articles of Incorporation and By-Laws

         10       Material Contracts

         31 Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

         99.1     Management's Assertion Concerning Compliance.

         99.2     Independent Auditor's Report.

         99.3     Officer's Compliance Certificate.

(b)      Schedules

                  The Annual Summary for the Owner Trust is an annualized version of the monthly Servicer Certificates prepared by the Servicer.

         13       Annual Summary
                  - Navistar Financial 2001-A Owner Trust

(c)      Reports on Form 8-K

                  The Registrant filed the following reports on Form 8-K during the three months ended October 31, 2004:

(i) Navistar Financial 2001-A Owner Trust filed the September Servicer Certificate on Form 8-K dated October 21, 2004.

(ii)              Navistar   Financial  2001-A  Owner  Trust  filed  the  August
                  Servicer Certificate on Form 8-K dated September 20, 2004.

(iii) Navistar Financial 2001-A Owner Trust filed the July Servicer Certificate on Form 8-K dated September 01, 2004.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      NAVISTAR FINANCIAL 2001-A OWNER TRUST
             (Exact name of Registrant as specified in its charter)



By: /s/ PAUL MARTIN                                   January 31, 2005
        Paul Martin
        Vice President and Controller
        (Principal Accounting Officer)

Schedule 13
Page 1 of 3

Navistar Financial 2001 - A Owner Trust
For the Months of November 2003 to October 2004
Fiscal Year 2004


Closing Date                                                         4/27/2001
Original Pool Amount                                           $257,155,638.25
Subsequent Closing Date                                              4/30/2001
Subsequent Pool Amount                                          $53,340,411.35
Subsequent Closing Date                                              5/30/2001
Subsequent Pool Amount                                          $67,396,152.49
Subsequent Closing Date                                              6/28/2001
Subsequent Pool Amount                                          $22,107,022.10

Beginning Pool Balance as of 11/1/03                            $94,715,946.81
Beginning Pool Factor as of 11/1/03                                  0.2367903

Principal and Interest Collections:
     Principal Collected
       (Including Servicer Advance Repay)                       $56,251,792.68
     Interest Collected                                          $6,288,308.57

Additional Deposits:
     Repurchase Amounts                                                  $0.00
     Liquidation Proceeds / Recoveries                           $1,600,631.26
Total Additional Deposits                                        $1,600,631.26

Repos / Chargeoffs                                               $1,164,660.43
Aggregate Number of Notes Charged Off                                    1,279

Total Available Funds                                           $62,458,990.11

Ending Pool Balance as of 10/31/04                              $38,981,236.10
Ending Pool Factor as of 10/31/04                                    0.0974533

Servicing Fee                                                       668,364.93

Memo: Servicer will allocate $18,000 of
      Servicing Fee as Administration Fee

Repayment of Servicer Advances                                   $1,681,742.40

Memo Item - Reserve Account
     Opening Balance                                             $7,999,984.48
     Investment Income Earned during the Year                       $74,951.03
     Excess Servicing                                            $2,423,309.46
     Transfer from/(to) Collections Account                              $0.00
     Beginning Balance                                          $10,498,244.97

Reserve Account:
     Beginning Balance  (see Memo Item)                         $10,498,244.97
     Target Percentage                                                    5.50%
     Target Balance                                              $2,143,967.99
     Minimum Balance                                             $7,999,984.48
     (Release) / Deposit                                        ($2,498,260.49)
     Ending Balance                                              $7,999,984.48

Delinquencies                                       Dollars              Notes
     Installments: 1 - 30 days                   576,770.03                496
                   31 - 60 days                  117,090.57                134
                   60+  days                      32,625.37                 24

     Total:                                      726,485.97                520

     Balances:     60+  days                     326,321.65                 24

Schedule 13
Page 2 of 3

Navistar Financial 2001 - A Owner Trust
For the Months of November 2003 to October 2004
Fiscal Year 2004



                                                      NOTES
                                     TOTAL       CLASS A - 1      CLASS A - 2       CLASS A - 3      CLASS A - 4          CLASS B
Original Pool Amount       $400,000,000.00    $72,500,000.00  $118,000,000.00   $100,000,000.00   $92,500,000.00   $17,000,000.00
Distributions:
     Distribution
       Percentages                                      0.00%            0.00%             0.00%           95.75%            4.25%
     Coupon                                           4.2900%          4.4700%           4.9900%          5.4200%          5.5900%

Beginning Pool Balance      $94,715,946.81
Ending Pool Balance         $38,981,236.10

Collected Principal         $54,570,050.28
Collected Interest           $6,288,308.57
Charge - Offs                $1,164,660.43
Liquidation
  Proceeds / Recoveries      $1,600,631.26
Servicing &
  Administration Fee           $668,364.93
Cash Transfer from
  Pre-Funding Acct
Cash Transfer from
  Reserve Account                    $0.00
Total Collections Avail
  for Debt Service          $61,790,625.18

Beginning Balance           $94,715,946.81             $0.00            $0.00             $0.00   $87,609,269.07    $7,106,677.74

Interest Due                   $192,999.32             $0.00            $0.00             $0.00      $170,216.46       $22,782.86
Interest Paid                $3,632,605.00             $0.00            $0.00             $0.00    $3,301,576.33      $331,028.67
Principal Due                $3,595,840.97             $0.00            $0.00             $0.00    $3,443,017.73      $152,823.24
Mandatory Prepayments
  Class A-1 only
Principal Paid              $55,734,710.71             $0.00            $0.00             $0.00   $53,365,985.51    $2,368,725.20

Ending Balance              $38,981,236.10             $0.00            $0.00             $0.00   $34,243,283.56    $4,737,952.54
Note / Certificate
   Pool Factor                                        0.0000           0.0000            0.0000           0.3702           0.2787
   (Ending Balance /
   Original
   Pool Amount)
Total Distributions         $59,367,315.71             $0.00            $0.00             $0.00   $56,667,561.84    $2,699,753.87

Interest Shortfall                   $0.00             $0.00            $0.00             $0.00            $0.00            $0.00
Principal Shortfall                  $0.00             $0.00            $0.00             $0.00            $0.00            $0.00
     Total Shortfall                 $0.00             $0.00            $0.00             $0.00            $0.00            $0.00
       (required from
       Reserve)
Excess Servicing             $2,423,309.46
     (see Memo Item -
     Reserve Account)

Beginning Reserve
  Acct Balance              $10,498,244.97
(Release) / Draw            ($2,498,260.49)
Ending Reserve
  Acct Balance               $7,999,984.48

Memo Item - Advances:
Total Outstanding
  Servicer Advances          $5,729,012.96

Note: Ending principal balance includes the effect of the November distribution for the October period.

1) Principal distributions will be paid in the following priority: First to Class A-1 until paid in full, second 95.75% applied sequentially to Class A notes and 4.25% to Class B notes until all Class A Notes are repaid in full, then 100% to Class B Notes

2) Class A-1 Interest based on Actual Number of Days. Interest on other classes based on a 30-day month. Interest for first settlement based off 18 days, from 4/27/01-5/15/01.

Schedule 13
Page 3 of 3

Navistar  Financial  2001 - A Owner Trust
For the Months of November 2003 to October 2004
Fiscal Year 2004


At each Distribution Date, an annualized loss percentage is computed. If the annualized percentage exceeds 1.5%, any monthly excess servicing is transferred to the reserve account to 10.0% of the ending receivable balance. When the annualized loss percentage falls to or below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The annualized loss percentage is calculated as follows: The numerator of which is equal to the sum of the aggregate losses plus liquidation proceeds for each of the monthly periods which are the fifth, fourth and third monthly periods preceding the monthly period related to such Distribution Date, minus the sum of the liquidation proceeds for the monthly periods which are the first, second and third monthly periods preceding the monthly period related to such Distribution Date, and the denominator of which is the sum of the remaining gross balances of all outstanding receivables as of the last day of each of the sixth, fifth and fourth monthly periods preceding the monthly period related to such Distribution Date.

     The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

      November    2003      -0.6676%              May   2004     -0.2571%
      December    2003      -2.5181%             June   2004     -0.2395%
       January    2004      -0.1952%             July   2004     -1.0856%
      February    2004      -0.7049%           August   2004     -0.6388%
         March    2004      -0.5008%        September   2004     -0.8680%
         April    2004      -0.1239%          October   2004     -0.3781%

At each Distribution Date a three-month rolling average delinquency percentage is calculated. If this percentage exceeds 2.0%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the delinquency percentage falls below 2.0%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The delinquency percentage is calculated as follows:
The numerator of which is equal to the aggregate remaining gross balances of all outstanding receivables which are 61 days or more past due as of the last day of the related monthly period and the denominator of which is equal to the aggregate remaining gross balances of all outstanding receivables on the last day of such monthly period.

     The three month rolling averages reported at each Distribution Date are as follows:

      November    2003      0.93790%              May   2004     0.96198%
      December    2003      0.99293%             June   2004     0.98837%
       January    2004      1.09755%             July   2004     0.96227%
      February    2004      1.13552%           August   2004     0.90434%
         March    2004      1.07023%        September   2004     0.96865%
         April    2004      0.93923%          October   2004     0.99445%